Form 10QSB
period 2006-03-31
SAMDREW VI INC
filed 2006-05-15
CIK 1346859

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-51681

SAMDREW VI, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	03-0562661
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

970 Browers Point Branch Hewlett Neck, NY	11598
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (212) 869-7000

No change

(Former name, former address and former
fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐.

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 600,000 shares of Common Stock, par value $ .0001 per share, outstanding as of May 11, 2006.

Transitional Small Business Disclosure Format (Check one): YES ☒ NO ☐

SAMDREW VI, INC.

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Balance Sheet as of March 31, 2006 (unaudited)	F-1

Statements of Operations for the Cumulative Period from Inception
(May 4, 2005) through March 31, 2006 (unaudited) and the three months
ended March 31, 2006 (unaudited)	F-2

Statement of Stockholders' Deficiency for the Period from Inception
(May 4, 2005) through March 31, 2006 and for the three months ended
March 31, 2006 (unaudited)	F-3

Statements of Cash Flows for the Cumulative Period from Inception
(May 4, 2005) through March 31, 2006 (unaudited) and for the three months
ended March 31, 2006 (unaudited)	F-4

Notes to Unaudited Financial Statements	F-5

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	1

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	2

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	2

Item 3. Defaults Upon Senior Securities	2

Item 4. Submission of Matters to a Vote of Security Holders	2

Item 5. Other Information	2

Item 6. Exhibits	2

Signatures	3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SAMDREW VI, INC.
A Development Stage Company
BALANCE SHEET

ASSETS
March 31,
2006
(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$11,395

TOTAL ASSETS	$11,395

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8,358

LONG TERM LIABILITIES:
Loans from stockholders	19,985

TOTAL LIABILITIES	28,343

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-
Common stock, $.0001 par value; 40,000,000 shares authorized; 600,000 shares issued and outstanding	60
Additional paid-in capital	16,920
Deficit accumulated during the development stage	(33,928)
Stock subscription receivable	-

TOTAL STOCKHOLDERS’ DEFICIENCY	(16,948)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$11,395

See notes to unaudited financial statements.

SAMDREW VI, INC.
A Development Stage Company
STATEMENTS OF OPERATIONS

	For the Cumulative Period from Inception (May 4, 2005) to	For the Three Months Ended
	March 31,	March 31,
	2006	2006
	(unaudited)	(unaudited)

REVENUE	$-	$-

General and administrative expenses	33,685	11,837

LOSS BEFORE OTHER EXPENSES	(33,685)	(11,837)

OTHER EXPENSES:
Interest expense	243	133

NET (LOSS)	$(33,928)	$(11,970)

BASIC AND DILUTED NET LOSS PER SHARE	$(.11)	$(.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	320,846	376,667

See notes to unaudited financial statements.

SAMDREW VI, INC.
A Development Stage Company
STATEMENT OF STOCKHOLDERS’ DEFICIENCY

	Preferred Stock		Common Stock		Additional Paid-in Capital	Stock Subscription Receivable	(Deficit) Accumulated During the Development Stage	Stockholders’ Deficiency

	Shares	Amount	Shares	Amount
BALANCE AT MAY 4, 2005, INCEPTION	-	$-	-	$-	$-	$-	$-	$-
Issuance of common stock at $.0001	-	-	300,000	30	-	(15)	-	15
Fair market value of services provided	-	-	-	-	13,375	-	-	13,375
Net income (loss)	-	-	-	-	-	-	(21,958)	(21,958)

BALANCE AT DECEMBER 31, 2005	-	-	300,000	30	13,375	(15)	(21,958)	(8,568)
Issuance of common stock at $.0001	-	-	300,000	30	170	-	-	200
Proceeds from subscription	-	-	-	-	-	15	-	15
Fair market value of services provided	-	-	-	-	3,375	-	-	3,375
Net income (loss)	-	-	-	-	-	-	(11,970)	(11,970)

BALANCE AT MARCH 31, 2006 (unaudited)	-	$-	600,000	$60	$16,920	$-	$(33,928)	$(16,948)

See notes to unaudited financial statements.

SAMDREW VI, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS

	For the Cumulative Period from Inception (May 4, 2005) to	For the Three Months Ended
	March 31,	March 31,
	2006	2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,928)	$(11,970)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Fair market value of services provided	16,750	3,375
Changes in operating liabilities:
Increase in accounts payable and accrued expenses	8,358	2,775
Net cash used in operating activities	(8,820)	(5,820)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	200	200
Proceeds from subscription stock	30	15
Proceeds from stockholder loan	19,985	10,000
Net cash provided by financing activities	20,215	10,215

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,395	4,395

Cash and cash equivalents at beginning of period	-	7,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,395	$11,395

Supplemental Disclosures of Cash Flow Information
Noncash Financing Activities:
Fair market value of services provided in exchange for additional paid in capital	$16,750	$3,375

See notes to unaudited financial statements.

SAMDREW VI, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

(b)  Basis of Presentation:

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At the balance sheet date, the Company has a stockholders’ deficiency and a deficit accumulated during the development stage. Management plans to issue more shares of common stock in order to raise funds.

(c)  Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company has approximately $5,000 in gross deferred tax assets at March 31, 2006 resulting from deferred start up costs. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefits is uncertain.

SAMDREW VI, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

(g)  Fair Value of Financial Instruments:

The carrying value of cash equivalents and accrued expenses approximates fair value due to the short period of time to maturity. The stockholder loans approximate fair value based on market rates available to the Company for financing with similar terms.

NOTE 2 -  LOANS FROM STOCKHOLDERS:

On September 21, 2005, the Company entered into a loan agreement with one of its controlling stockholders in the amount of $9,985. This loan accrues interest at a rate of 4.00% until a merger is completed. The loan shall be repaid in full upon the completion of the merger, and if not, the loan will mature in five years.

On March 8, 2006, the Company entered into loan payable agreements with two of its stockholders in the amount of $5,000 each. These loans accrue interest at a rate of 4.00% until a merger is completed. These loans shall be repaid in full upon the completion of the merger, and if not, these loans will mature on December 31, 2010.

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

SAMDREW VI, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3 -  CAPITAL STOCK (Continued):

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

On March 8, 2006, the Company issued 300,000 shares of common stock at a purchase price of $.00067 per share, for an aggregate purchase price of $200.

NOTE 4 -  RELATED PARTIES:

A stockholder of the Company is affiliated with Lazar Levine & Felix LLP, an entity providing bookkeeping services to the Company. Their fees for services amounted to $1,000 for the three months ended March 31, 2006.

An officer and director of the Company is affiliated with Feldman Weinstein LLP, an entity providing legal services to the Company at no cost. The Company recorded the fair value of such legal services to reflect all the costs of doing business in the Company’s financial statements.

NOTE 5 -  BASIS OF PRESENTATION FOR INTERIM FINANCIAL STATEMENTS:

The accompanying Interim Financial Statements of the Company as of March 31, 2006 and for the three months then ended and for the period from May 4, 2005 (inception) through March 31, 2006, have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, a1l adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the Financial Statements and Notes thereto included in the Company’s Form 10-KSB for the period May 4, 2005 (inception) through December 31, 2005. There have been no changes in significant accounting policies since December 31, 2005.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation. The Company has not realized any revenues from operations since May 4, 2005 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from May 4, 2005 (inception) to March 31, 2006. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to the our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended March 31, 2006.

1

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on December 16, 2005, and incorporated herein by this reference.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

SAMDREW VI, INC.

Dated: May 12, 2006	By:	/s/ David Feldman
David Feldman
President

3