Form 10QSB
period 2006-06-30
SAMDREW VI INC
filed 2006-08-14
CIK 1346859

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-51681

SAMDREW VI, INC.
(Exact name of small business issuer as specified in its charter)
Delaware	03-0562661
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

970 Browers Point Branch
Hewlett Neck, NY	11598
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (212) 869-7000
Facsimile number (212) 997-4242

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 600,000 shares of Common Stock, par value $ .0001 per share, outstanding as of August 11, 2006.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

SAMDREW VI, INC.

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Balance Sheet as of June 30, 2006 (unaudited)	F-1

Statements of Operations for the Cumulative Period from Inception (May 4, 2005) through June 30, 2006 (unaudited), the six months ended June 30, 2006 (unaudited), the three months ended June 30, 2006 (unaudited) and the Period from Inception (May 4, 2005) to June 30, 2005 (unaudited)
F-2

Statements of Stockholders' Deficiency for the Period from Inception (May 4, 2005) through June 30, 2006 (unaudited)	F-3

Statements of Cash Flows for the Cumulative Period from Inception (May 4, 2005) through June 30, 2006 (unaudited), the six months ended June 30, 2006 (unaudited) and the Period from Inception (May 4, 2005) through June 30, 2005
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SAMDREW VI, INC.
A Development Stage Company
BALANCE SHEET

June 30, 2006
(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,131
Other current assets	500
TOTAL ASSETS	$2,631
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,693
LONG TERM LIABILITIES:
Loans from stockholders	19,985
TOTAL LIABILITIES	23,678
STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-
Common stock, $.0001 par value; 40,000,000 shares authorized; 600,000 shares issued and outstanding	60
Additional paid-in capital	20,295
Deficit accumulated during the development stage	(41,402)
TOTAL STOCKHOLDERS’ DEFICIENCY	(21,047)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$2,631

See notes to unaudited financial statements.

SAMDREW VI, INC.
A Development Stage Company
STATEMENTS OF OPERATIONS

	For the Cumulative Period from Inception (May 4, 2005) to June 30, 2006	For the Six Months Ended June 30, 2006	For the Three Months Ended June 30, 2006	For the Period from Inception (May 4, 2005) to June 30, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE	$-	$-	$-	$-
General and administrative expenses	40,959	19,111	7,274	1,500
LOSS BEFORE OTHER EXPENSES	(40,959)	(19,111)	(7,274)	(1,500)
OTHER EXPENSES:
Interest expense	443	333	200	-
NET (LOSS)	$(41,402)	$(19,444)	$(7,474)	$(1,500)
BASIC AND DILUTED NET LOSS PER SHARE		$(.04)	$(.01)	$(.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		490,000	600,000	300,000

See notes to unaudited financial statements.

SAMDREW VI, INC.
A Development Stage Company
STATEMENT OF STOCKHOLDERS’ DEFICIENCY

					Additional Paid-in Capital	Stock Subscription Receivable	(Deficit) Accumulated During the Development Stage	Stockholders’ Deficiency

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
BALANCE AT MAY 4, 2005, INCEPTION	-	$-	-	$-	$-	$-	$-	$-
Issuance of common stock at $.0001	-	-	300,000	30	-	(15)	-	15
Fair market value of services provided	-	-	-	-	13,375	-	-	13,375
Net loss	-	-	-	-	-	-	(21,958)	(21,958)
BALANCE AT DECEMBER 31, 2005	-	-	300,000	30	13,375	(15)	(21,958)	(8,568)
Issuance of common stock at $.0001	-	-	300,000	30	170	-	-	200
Proceeds from subscription	-	-	-	-	-	15	-	15
Fair market value of services provided	-	-	-	-	3,375	-	-	3,375
Net loss	-	-	-	-	-	-	(11,970)	(11,970)
BALANCE AT MARCH 31, 2006 (unaudited)	-	-	600,000	60	16,920	-	(33,928)	(16,948)
Fair market value of services provided	-	-	-	-	3,375	-	-	3,375
Net loss	-	-	-	-	-	-	(7,474)	(7,474)
BALANCE AT JUNE 30, 2006 (unaudited)	-	$-	600,000	$60	$20,295	$-	$(41,402)	$(21,047)

See notes to unaudited financial statements.

SAMDREW VI, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS

	For the Cumulative Period from Inception (May 4, 2005) to June 30, 2006	For the Six Months Ended June 30, 2006	For the Period from Inception (May 4, 2005) to June 30, 2005
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,402)	$(19,444)	$(1,500)
Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Fair market value of services provided	20,125	6,750	1,500
Other current assets	(500)	(500)	-
Accounts payable and accrued expenses	3,693	(1,890)	-
Net cash used in operating activities	(18,084)	(15,084)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	230	215	15
Proceeds from stockholder loans	19,985	10,000	-
Net cash provided by financing activities	20,215	10,215	15
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,131	(4,869)	-
Cash and cash equivalents at beginning of period	-	7,000	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,131	$2,131	$15
Supplemental Disclosures of Cash Flow Information
Noncash Financing Activities:
Fair market value of services provided in exchange for additional paid in capital	$20,125	$6,750	$1,500
Stock subscription receivable	$15	$-	$15

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At the balance sheet date, the Company has a stockholders’ deficiency and a deficit accumulated during the development stage. Management plans to issue more shares of common stock in order to raise money and to continue to borrow from the Company’s existing stockholders until a business combination is effective.

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

The Company has approximately $6,200 in gross, deferred tax assets at June 30, 2006 resulting from deferred start up costs. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefits is uncertain.

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

NOTE 4 -  RELATED PARTIES:

A stockholder of the Company is affiliated with Lazar Levine & Felix LLP, an entity providing bookkeeping services to the Company. Their fees for services amounted to $1,000 and $2,000 for the three and six months ended June 30, 2006, respectively.

An officer and director of the Company is affiliated with Feldman Weinstein & Smith LLP, an entity providing legal services to the Company at no cost. The Company recorded the fair value of such legal services to reflect all the costs of doing business in the Company’s financial statements.

NOTE 5 -  BASIS OF PRESENTATION FOR INTERIM FINANCIAL STATEMENTS:

The accompanying Interim Financial Statements of the Company as of June 30, 2006 and for the three and six months then ended and for the period from May 4, 2005 (inception) through June 30, 2006, have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, a1l adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the Financial Statements and Notes thereto included in the Company’s Form 10-KSB for the period May 4, 2005 (inception) through December 31, 2005. There have been no changes in significant accounting policies since December 31, 2005.

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

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from May 4, 2005 (inception) to June 30, 2006. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended June 30, 2006.

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

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on December 16, 2005, and incorporated herein by this reference.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2006	SAMDREW VI, INC.

	By:	/s/ David N. Feldman
David N. Feldman President
3