Form 10QSB
period 2007-06-30
SAMDREW VI INC
filed 2007-08-09
CIK 1346859

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 600,000 shares of common stock, par value $.0001 per share, outstanding as of August 9, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

SAMDREW VI, INC.

- INDEX -

Page

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

Balance Sheet as of June 30, 2007 (unaudited)	F-1

Statements of Operations for the Three and Six Months Ended June 30, 2007 and	F-2
June 30, 2006 (unaudited) and for the Cumulative Period from Inception
(May 4, 2005) through June 30, 2007 (unaudited)

Statements of Stockholders’ Deficiency for the Period from Inception (May 4, 2005)	F-3
through June 30, 2007 (unaudited)

Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006	F-4
(unaudited) and for the Cumulative Period from Inception (May 4, 2005)
through June 30, 2007 (unaudited)

Notes to Financial Statements (unaudited)	F-5

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	1

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	1

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	1

Item 3. Defaults Upon Senior Securities	1

Item 4. Submission of Matters to a Vote of Security Holders	1

Item 5. Other Information	1

Item 6. Exhibits	2

Signatures	3

SAMDREW VI, INC.
A Development Stage Company
BALANCE SHEET
(unaudited)

June 30,
2007

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,914

TOTAL ASSETS	$2,914

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Accrued expenses	$4,311

LONG TERM LIABILITIES:
Loans from stockholders	41,985

TOTAL LIABILITIES	46,296

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-
Common stock, $.0001 par value; 40,000,000 shares authorized; 600,000 issued and outstanding	60
Additional paid-in capital	33,795
Deficit accumulated during the development stage	(77,237)

TOTAL STOCKHOLDERS’ DEFICIENCY	(43,382)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$2,914

See notes to financial statements (unaudited)

SAMDREW VI, INC.
A Development Stage Company
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended June 30, 2007	For the Three Months Ended June 30, 2006	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006	Cumulative from Inception (May 4, 2005) through June 30, 2007

REVENUE	$-	$-	$-	$-	$-

General and administrative expenses	7,738	7,274	14,273	19,111	75,566

LOSS BEFORE OTHER EXPENSES	(7,738)	(7,274)	(14,273)	(19,111)	(75,566)

OTHER EXPENSES:
Interest expense	420	200	740	333	1,671

NET LOSS	$(8,158)	$(7,474)	$(15,013)	$(19,444)	$(77,237)

BASIC AND DILUTED NET LOSS PER SHARE	$(.01)	$(.01)	$(.03)	$(.04)

NUMBER OF SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	600,000	600,000	600,000	490,000

See notes to financial statements (unaudited)

SAMDREW VI, INC.
A Development Stage Company
STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

							(Deficit)
							Accumulated
					Additional	Stock	During the
	Preferred Stock		Common Stock		Paid-in	Subscription	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Deficiency
BALANCE AT MAY 4, 2005, INCEPTION	-	$-	-	$-	$-	$-	$-	$-
Issuance of common stock at $.0001	-	-	300,000	30	-	(15)	-	15
Fair market value of services provided	-	-	-	-	13,375	-	-	13,375
Net loss	-	-	-	-	-	-	(21,958)	(21,958)
BALANCE AT DECEMBER 31, 2005	-	-	300,000	30	13,375	(15)	(21,958)	(8,568)
Issuance of common stock at $.00067	-	-	300,000	30	170	-	-	200
Proceeds from subscription	-	-	-	-	-	15	-	15
Fair market value of services provided	-	-	-	-	13,500	-	-	13,500
Net loss	-	-	-	-	-	-	(40,266)	(40,266)
BALANCE AT DECEMBER 31, 2006	-	-	600,000	60	27,045	-	(62,224)	(35,119)
Fair market value of services provided	-	-	-	-	3,375	-	-	3,375
Net loss	-	-	-	-	-	-	(6,855)	(6,855)
BALANCE AT MARCH 31, 2007(UNAUDITED)	-	-	600,000	60	30,420	-	(69,079)	(38,599)
Fair market value of services provided	-	-	-	-	3,375	-	-	3,375
Net loss	-	-	-	-	-	-	(8,158)	(8,158)
BALANCE AT JUNE 30, 2007 (UNAUDITED)	-	$-	600,000	$60	$33,795	$-	$(77,237)	$(43,382)

See notes to financial statements (unaudited)

SAMDREW VI, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006	Cumulative from Inception (May 4, 2005) through June 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,013)	$(19,444)	$(77,237)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Fair market value of services provided	6,750	6,750	33,625
Changes in operating assets and liabilities:
Other current assets	-	(500)	-
Accounts payable and accrued expenses	(4,870)	(1,890)	4,311
Net cash used in operating activities	(13,133)	(15,084)	(39,301)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	215	230
Proceeds from stockholder loans	15,000	10,000	41,985
Net cash provided by financing activities	15,000	10,215	42,215

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,867	(4,869)	2,914

Cash and cash equivalents at beginning of period	1,047	7,000	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,914	$2,131	$2,914

Supplemental Disclosures of Cash Flow Information
Non-cash Financing Activities:
Fair market value of services provided in exchange for additional paid in capital	$6,750	$6,750	$33,625

See notes to financial statements (unaudited)

SAMDREW VI, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2007
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

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $77,237, used cash from operations of $39,301 since its inception, and has a working capital deficit of $1,397 at June 30, 2007. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target Company and enter into a possible reverse merger with such Company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

SAMDREW VI, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2007
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

The Company has approximately $6,500 in gross, deferred tax assets at June 30, 2007 resulting primarily from net operating losses. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefits is uncertain.

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

SAMDREW VI, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

NOTE 2 -  LOANS FROM STOCKHOLDERS (Continued):

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

NOTE 4 -  RELATED PARTIES:

An officer of the Company is affiliated with Lazar Levine & Felix LLP, an entity providing bookkeeping services to the Company. Their fees for services amounted to $1,000 for the three months ended June 30, 2007 and 2006, $2,000 for the six months ended June 30, 2007 and 2006, and $10,500 for the period from inception through June 30, 2007, respectively.

An officer and director of the Company is the Managing Partner of Feldman Weinstein & Smith LLP, an entity providing legal services to the Company at no cost. The Company recorded the fair value of such legal services provided in the Company’s financial statements.

SAMDREW VI, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

NOTE 5 -  INCOME TAXES:

The Company has approximately $6,500 in gross deferred tax assets at June 30, 2007, resulting from net operating loss carryforwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. At June 30, 2007, the Company has federal net operating loss carryforwards of approximately $43,600 available to offset future taxable income through 2027.

NOTE 6 -  RECENT ACCOUNTING PRONOUNCEMENTS:

In September 2006, the Financial Accounting Standard Board issued SFAS No. 157 “Fair Value Measurements” that provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.

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

SAMDREW VI, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

NOTE 6 -  RECENT ACCOUNTING PRONOUNCEMENTS (Continued):

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company expects to adopt SFAS No. 159 in the first quarter of Fiscal 2008 and is still evaluating the effect, if any, on its financial position or results of operations.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation. Samdrew VI, Inc. (“we”, “our”, “us” or the “Company”) has not realized any revenues from operations since May 4, 2005 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from May 4, 2005 (inception) to June 30, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

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

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

There have been no changes in our internal controls or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended June 30, 2007.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

1

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit	Description
*3.1	Certificate of Incorporation.

*3.2	By-laws.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on December 16, 2005, and incorporated herein by this reference.

2

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2007	SAMDREW VI, INC.

	By:	/s/ David N. Feldman
	Name:	David N. Feldman
	Title:	President

3